Form 10-K
period 2016-12-31
Morgan Stanley Bank of America Merrill Lynch Trust 2016-C32
filed 2017-03-27
CIK 1690577

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

Commission file number of the issuing entity: 333-206847-04

Central Index Key Number of the issuing entity: 0001690577

Morgan Stanley Bank of America Merrill Lynch Trust 2016-C32

(exact name of the issuing entity as specified in its charter)

Central Index Key Number of the depositor: 0001005007

Banc of America Merrill Lynch Commercial Mortgage Inc.

(exact name of the depositor as specified in its charter)

Central Index Key Number of the sponsor: 0001541557

Morgan Stanley Mortgage Capital Holdings LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001102113

Bank of America, National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001682532

Starwood Mortgage Funding III LLC

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001089877

KeyBank National Association

(exact name of the sponsor as specified in its charter)

Central Index Key Number of the sponsor: 0001548567

CIBC Inc.

(exact name of the sponsor as specified in its charter)

New York (State or other jurisdiction of incorporation or organization of the issuing entity)	38-4021758 38-4021759 (I.R.S. Employer Identification Number)

c/o Wells Fargo Bank, National Association

as Certificate Administrator

9062 Old Annapolis Road

Columbia, MD

(Address of principal executive offices of the issuing entity)

21045

(Zip Code)

Registrant’s telephone number, including area code:

(646) 855-3953

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  / / Yes /X/ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  / /  Yes /X/ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  /X/ Yes / /  No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Not applicable.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Not applicable.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer          / /                                                                                                         Accelerated filer                                      / /

Non-accelerated filer           /X/  (Do not check if a smaller reporting company)                            Smaller reporting company                     / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  / /  Yes /X/ No

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

Not applicable.

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.  / /  Yes / /  No

Not applicable.

Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date.

Not applicable.

DOCUMENTS INCORPORATED BY REFERENCE

List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) Any annual report to security holders; (2) Any proxy or information statement; and (3) Any prospectus filed pursuant to Rule 424(b) or (c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

Not applicable.

EXPLANATORY NOTES

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Potomac Mills Mortgage Loan, which constituted approximately 5.7% of the asset pool of the issuing entity as of its cut-off date.  The Potomac Mills Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Potomac Mills Mortgage Loan and nine other pari passu loans and ten subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CFCRE 2016-C6 Mortgage Trust transaction, Commission File Number 333-207567-03 (the “CFCRE 2016-C6 Transaction”). This loan combination, including the Potomac Mills Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, which is incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CFCRE 2016-C6 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CFCRE 2016-C6 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the American Greetings HQ Mortgage Loan, which constituted approximately 3.0% of the asset pool of the issuing entity as of its cut-off date.  The American Greetings HQ Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the American Greetings HQ Mortgage Loan and one other pari passu loan, which is not an asset of the issuing entity. The other pari passu portion of the loan combination was securitized in the Morgan Stanley Capital I Trust 2016-BNK2 transaction, Commission File Number 333-206582-05 (the “MSC 2016-BNK2 Transaction”). This loan combination, including the American Greetings HQ Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-BNK2 Transaction, which is incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2016-BNK2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2016-BNK2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the Hilton Hawaiian Village Mortgage Loan, which constituted approximately 6.9% of the asset pool of the issuing entity as of its cut-off date.  The Hilton Hawaiian Village Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the Hilton Hawaiian Village Mortgage Loan and fourteen other pari passu loans and five subordinate companion loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the Hilton USA Trust 2016-HHV transaction (the “JPM 2016-HHV Transaction”). This loan combination, including the Hilton Hawaiian Village Mortgage Loan, is being serviced and administered pursuant to the trust and servicing agreement for the JPM 2016-HHV Transaction, which is incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the trust and servicing agreement for the JPM 2016-HHV Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the trust and servicing agreement for the JPM 2016-HHV Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such trust and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the 191 Peachtree Mortgage Loan  and the Wolfchase Galleria Mortgage Loan, which constituted approximately 6.1% and 6.1%, respectively, of the asset pool of the issuing entity as of its cut-off date.  The 191 Peachtree Mortgage Loan and the Wolfchase Galleria Mortgage Loan are each an asset of the issuing entity and are each part of a loan combination that includes (a) with respect to the 191 Peachtree Mortgage Loan and two other pari passu loans or (b) with respect to the Wolfchase Galleria Mortgage Loan and five other pari passu loans, which are not assets of the issuing entity, which are not assets of the issuing entity. A pari passu portion of each loan combination was securitized in the Morgan Stanley Capital I Trust 2016-UBS12 transaction, Commission File Number 333-206582-06 (the “MSC 2016-UBS12 Transaction”). These loan combinations, including the 191 Peachtree Mortgage Loan and the Wolfchase Galleria Mortgage Loan, are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction, which is incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K.  Midland Loan Services, a Division of PNC Bank, National Association is the master servicer under the pooling and servicing agreement for the MSC 2016-UBS12 Transaction.  The responsibilities of Midland Loan Services, a Division of PNC Bank, National Association, as primary servicer of these loan combinations with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the MSC 2016-UBS12 Transaction.  Thus, the servicer compliance statement provided by Midland Loan Services, a Division of PNC Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to these loan combinations.

The Exhibit Index describes exhibits provided by certain parties (in their capacities indicated on the Exhibit Index) with respect to the FedEx Ground Portfolio Mortgage Loan, which constituted approximately 4.7% of the asset pool of the issuing entity as of its cut-off date.  The FedEx Ground Portfolio Mortgage Loan is an asset of the issuing entity and is part of a loan combination that includes the FedEx Ground Portfolio Mortgage Loan and two other pari passu loans, which are not assets of the issuing entity. A pari passu portion of the loan combination was securitized in the CD 2016-CD2 Mortgage Trust  transaction, Commission File Number 333-206705-07 (the “CD 2016-CD2 Transaction”). This loan combination, including the FedEx Ground Portfolio Mortgage Loan, is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2016-CD2 Transaction, which is incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K.  Wells Fargo Bank, National Association is the master servicer under the pooling and servicing agreement for the CD 2016-CD2 Transaction.  The responsibilities of Wells Fargo Bank, National Association, as primary servicer of this loan combination with respect to the issuing entity, are subsumed within its responsibilities as master servicer under the pooling and servicing agreement for the CD 2016-CD2 Transaction.  Thus, the servicer compliance statement provided by Wells Fargo Bank, National Association, as master servicer under such pooling and servicing agreement, encompasses its roles as both master servicer and primary servicer with respect to this loan combination.

Wells Fargo Bank, National Association is the master servicer and certificate administrator of the mortgage loans serviced under the Pooling and Servicing Agreement, the primary servicer and certificate administrator of the Potomac Mills Mortgage Loan, the American Greetings HQ Mortgage Loan, the Hilton Hawaiian Village Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan and the certificate administrator of the 191 Peachtree Mortgage Loan and the Wolfchase Galleria Mortgage Loan. As a result, Wells Fargo Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Wells Fargo Bank, National Association is the custodian of the mortgage loans serviced under the Pooling and Servicing Agreement, the Potomac Mills Mortgage Loan, the American Greetings HQ Mortgage Loan, the Hilton Hawaiian Village Mortgage Loan, the 191 Peachtree Mortgage Loan, the Wolfchase Galleria Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan.  As a result, Wells Fargo Bank, National Association is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Wells Fargo Bank, National Association in the capacities described above are listed in the Exhibit Index.

Midland Loan Services, a Division of PNC Bank, National Association is the special servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and the primary servicer of the 191 Peachtree Mortgage Loan and the Wolfchase Galleria Mortgage Loan. As a result, Midland Loan Services, a Division of PNC Bank, National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Midland Loan Services, a Division of PNC Bank, National Association in the capacities described above are listed in the Exhibit Index.

KeyBank National Association is the primary servicer of the mortgage loans serviced under the Pooling and Servicing Agreement and special servicer of the FedEx Ground Portfolio Mortgage Loan. As a result, KeyBank National Association is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacity described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by KeyBank National Association in the capacity described above are listed in the Exhibit Index.

Park Bridge Lender Services LLC is the operating advisor of the mortgage loans serviced under the Pooling and Servicing Agreement, the Potomac Mills Mortgage Loan, the American Greetings HQ Mortgage Loan, the 191 Peachtree Mortgage Loan, the Wolfchase Galleria Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan.  As a result, Park Bridge Lender Services LLC is a servicing function participant in the capacities described above, because it is servicing mortgage loans that constituted 5% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria and accountants’ attestation reports delivered by Park Bridge Lender Services LLC in the capacities described above are listed in the Exhibit Index.

AEGON USA Realty Advisors, LLC is the special servicer of the Potomac Mills Mortgage Loan and the Hilton Hawaiian Village Mortgage Loan. As a result, AEGON USA Realty Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by AEGON USA Realty Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Rialto Capital Advisors, LLC is the special servicer of the 191 Peachtree Mortgage Loan and the Wolfchase Galleria Mortgage Loan. As a result, Rialto Capital Advisors, LLC is a “servicer” as defined in Item 1108(a)(2)(iii) of Regulation AB, in the capacities described above, because it is servicing mortgage loans that constituted 10% or more of the assets of the issuing entity as of its cut-off date. The assessments of compliance with applicable servicing criteria, accountants’ attestation reports and servicer compliance statements delivered by Rialto Capital Advisors, LLC in the capacities described above are listed in the Exhibit Index.

Wilmington Trust, National Association acts as trustee of the mortgage loans serviced under the Pooling and Servicing Agreement, the Potomac Mills Mortgage Loan, the American Greetings HQ Mortgage Loan , the Hilton Hawaiian Village Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan.  Pursuant to the Pooling and Servicing Agreement, the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, the pooling and servicing agreement for the MSC 2016-BNK2 Transaction, the trust and servicing agreement for the JPM 2016-HHV Transaction and the pooling and servicing agreement for the CD 2016-CD2 Transaction, the trustee is required to provide an assessment of compliance with applicable servicing criteria solely with respect to Item 1122(d)(2)(iii) of Regulation AB (regarding advances of funds or guarantees regarding collections, cash flows or distributions, and any interest or other fees charged for such advances, are made, reviewed and approved as specified in the transaction agreements). However, during the reporting period, the trustee did not perform any servicing function with respect to the servicing criteria specified in Item 1122(d)(2)(iii) of Regulation AB.  The master servicer or the special servicer, to the extent required, performed the servicing function identified with respect to Item 1122(d)(2)(iii) of Regulation AB, and each such party included Item 1122(d)(2)(iii) of Regulation AB in the assessment of compliance with applicable servicing criteria and accountant’s attestation report for the subject transaction.  As a result, this Annual Report on Form 10-K does not include an assessment of compliance with applicable servicing criteria of the trustee. One or more other servicers of the mortgage loans serviced under the Pooling and Servicing Agreement, the Potomac Mills Mortgage Loan, the American Greetings HQ Mortgage Loan , the Hilton Hawaiian Village Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan have delivered one or more assessments of compliance with respect to Item 1122(d)(2)(iii) of Regulation AB.

This Annual Report on Form 10-K includes assessments of compliance with applicable servicing criteria and accountants’ attestation reports from CoreLogic Commercial Real Estate Services, Inc. and National Tax Search, LLC.  These entities were engaged by the master servicer under the Pooling and Servicing Agreement (except with respect to those mortgage loans for which KeyBank National Association is the primary servicer)  and the primary servicer of the Potomac Mills Mortgage Loan, the American Greetings HQ Mortgage Loan, the Hilton Hawaiian Village Mortgage Loan and the FedEx Ground Portfolio Mortgage Loan to remit tax payments received from the escrow accounts of borrowers to local taxing authorities, to report tax amounts due, to verify tax parcel information, and to verify non-escrow tax payments. These servicing functions are included within the servicing criteria set forth in Items 1122(d)(4)(xi) and 1122(d)(4)(xii) of Regulation AB.  Therefore, under the principles-based definition of “servicer” set forth in Item 1101(j) of Regulation AB that looks to the functions that an entity performs, these vendors are “servicers” for the purposes of Item 1122 of Regulation AB.  See Compliance and Disclosure Interpretations, Section 301.01 (Item 1101(j)).

With respect to the pari passu loan combinations that includes the American Greetings HQ Mortgage Loan, (i) the report on assessment of compliance with servicing criteria and attestation report on assessment of compliance with servicing criteria of C-III Asset Management LLC as special servicer of the American Greetings HQ Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required to be included on this Annual Report on Form 10-K per Instruction 3 to Item 1122 of Regulation AB because it is a party performing activities that address servicing criteria relating to 5% or less of the assets of the issuing entity; and (ii) the servicer compliance statement of C-III Asset Management LLC as special servicer of the American Greetings HQ Mortgage Loan, listed on the Exhibit Index is omitted from this Annual Report on Form 10-K as it is not required by Item 1123 of Regulation AB to be included on this Annual Report on Form 10-K because it is an unaffiliated party that is not a “servicer” that meets the criteria in Item 1108(a)(2)(i) through (iii) of Regulation AB.

PART I

Item 1.  Business.

Omitted.

Item 1A.  Risk Factors.

Omitted.

Item 1B.  Unresolved Staff Comments.

None.

Item 2.  Properties.

Omitted.

Item 3.  Legal Proceedings.

Omitted.

Item 4.  Mine Safety Disclosures.

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Omitted.

Item 6.  Selected Financial Data.

Omitted.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Omitted.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Omitted.

Item 8.  Financial Statements and Supplementary Data.

Omitted.

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Omitted.

Item 9A.  Controls and Procedures.

Omitted.

Item 9B.  Other Information.

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Omitted.

Item 11.  Executive Compensation.

Omitted.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Omitted.

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

Omitted.

Item 14.  Principal Accounting Fees and Services.

Omitted.

ADDITIONAL DISCLOSURE ITEMS FOR REGULATION AB

Item 1112(b) of Regulation AB, Significant Obligor Financial Information.

No single obligor represents 10% or more of the pool assets held by the issuing entity.

Item 1114(b)(2) of Regulation AB, Significant Enhancement Provider Financial Information.

No entity or group of affiliated entities provides any external credit enhancement or other support for the certificates within this transaction as described under Item 1114(a) of Regulation AB.

Item 1115(b) of Regulation AB, Certain Derivatives Instruments (Financial Information).

No entity or group of affiliated entities provides any derivative instruments or other support for the certificates within this transaction as described under Item 1115 of Regulation AB.

Item 1117 of Regulation AB, Legal Proceedings.

The registrant knows of no material pending legal proceeding involving the trust or any party related to the trust, other than routine litigation incidental to the duties of those respective parties, and the following, with respect to Wells Fargo Bank, National Association, as trustee, certificate administrator and custodian, KeyBank National Association, as primary servicer and special servicer, and C-III Asset Management LLC, as special servicer:

On June 18, 2014, a group of institutional investors filed a civil complaint in the Supreme Court of the State of New York, New York County, against Wells Fargo Bank, N.A. (“Wells Fargo Bank”), in its capacity as trustee under 276 residential mortgage backed securities (“RMBS”) trusts, which was later amended on July 18, 2014, to increase the number of trusts to 284 RMBS trusts. On November 24, 2014, the plaintiffs filed a motion to voluntarily dismiss the state court action without prejudice. That same day, a group of institutional investors filed a putative class action complaint in the United States District Court for the Southern District of New York (the “District Court”) against Wells Fargo Bank, alleging claims against the bank in its capacity as trustee for 274 RMBS trusts (the “Federal Court Complaint”). In December 2014, the plaintiffs’ motion to voluntarily dismiss their original state court action was granted. As with the prior state court action, the Federal Court Complaint is one of six similar complaints filed contemporaneously against RMBS trustees (Deutsche Bank, Citibank, HSBC, Bank of New York Mellon and US Bank) by a group of institutional investor plaintiffs. The Federal Court Complaint against Wells Fargo Bank alleges that the trustee caused losses to investors and asserts causes of action based upon, among other things, the trustee's alleged failure to: (i) notify and enforce repurchase obligations of mortgage loan sellers for purported breaches of representations and warranties, (ii) notify investors of alleged events of default, and (iii) abide by appropriate standards of care following alleged events of default. Relief sought includes money damages in an unspecified amount, reimbursement of expenses, and equitable relief. Other cases alleging similar causes of action have been filed against Wells Fargo Bank and other trustees in the District Court by RMBS investors in these and other transactions, and these cases against Wells Fargo Bank are proceeding before the same District Court judge. A similar complaint was also filed May 27, 2016 in New York state court by a different plaintiff investor. On January 19, 2016, an order was entered in connection with the Federal Court Complaint in which the District Court declined to exercise jurisdiction over 261 trusts at issue in the Federal Court Complaint; the District Court also allowed plaintiffs to file amended complaints as to the remaining, non-dismissed trusts, if they so chose, and three amended complaints have been filed. On December 17, 2016, the investor plaintiffs in the 261 trusts dismissed from the Federal Court Complaint filed a new complaint in New York state court (the “State Court Complaint”). Motions to dismiss all of the actions are pending except for the recently filed State Court Complaint. There can be no assurances as to the outcome of the litigations, or the possible impact of the litigations on the trustee or the RMBS trusts. However, Wells Fargo Bank denies liability and believes that it has performed its obligations under the RMBS trusts in good faith, that its actions were not the cause of any losses to investors, and that it has meritorious defenses, and it intends to contest the plaintiffs’ claims vigorously.

On February 23, 2016, a certificate holder of the J.P. Morgan Chase Commercial Mortgage Securities Trust, Series 2007-CIBC18 (the “Trust”) filed suit in the Supreme Court of New York, County of New York, against KeyBank National Association and Berkadia Commercial Mortgage LLC (collectively, the “Servicers”).  The suit was filed derivatively on behalf of the Trust.  The action was brought in connection with the Servicers’ determination of the fair value of a loan, secured by the Bryant Park Hotel in New York City, held by the Trust and sold to an assignee of the Trust’s directing certificate holder, pursuant to an exercise of the fair value option set forth in the Pooling and Servicing Agreement governing the Trust.  There can be no assurances as to the outcome of the action or the possible impact of the litigation on the Servicers.  Both Servicers deny liability, believe that they performed their obligations in accordance with the terms of the Pooling and Servicing Agreement, and have contested the claims asserted against them, filing a motion to dismiss the case.  On November 28, 2016, the Servicers’ motion to dismiss was granted.  The plaintiff certificate holder has filed a notice of appeal, and the appeal is pending.

On May 12, 2016, certain holders of certificates issued by Credit Suisse First Boston Mortgage Securities Corp. Commercial Mortgage Pass-Through Series 2007-C5 Trust (the “2007-C5 Trust“) filed suit in the Supreme Court of the State of New York, County of New York derivatively for the 2007-C5 Trust (M.H. Davidson & Co, et. al. against C-III Asset Management, LLC (“C-III AM”), Supreme Court of New York County of New York Index No. 652571/2016) alleging, among other things, that C-III AM as special servicer for the 2007-C5 Trust breached its duties to the 2007-C5 Trust by undervaluing a mortgage loan which was purchased by the third party directing certificateholder for the 2007-C5 Trust pursuant to the governing pooling and servicing agreement. The plaintiffs have alleged damages in an amount no less than $25,000,000.  On July 1, 2016, C-III AM filed a motion to dismiss.  A hearing on the motion was held on March 6, 2017, and is pending a ruling.  There can be no assurances as to the outcome of this motion or the proceeding or the possible impact on C-III AM. However, C-III AM believes that it performed its obligations under the related pooling and servicing agreement in good faith, and that its actions were proper.  C-III AM believes the plaintiffs’ claims are unfounded and intends to vigorously defend itself and contest the claims.

Item 1119 of Regulation AB, Affiliations and Certain Relationships and Related Transactions.

The information regarding this Item has been previously provided in the prospectus of the Registrant relating to the issuing entity filed on December 21, 2016 pursuant to Rule 424(b)(2).

Item 1122 of Regulation AB, Compliance with Applicable Servicing Criteria.

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the mortgage loans are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the Pooling and Servicing Agreement incorporated by reference as Exhibit 4.1 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Potomac Mills Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CFCRE 2016-C6 Transaction incorporated by reference as Exhibit 4.2 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CFCRE 2016-C6 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the American Greetings HQ Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-BNK2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit Z to the pooling and servicing agreement for the MSC 2016-BNK2 Transaction incorporated by reference as Exhibit 4.3 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2016-BNK2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the Hilton Hawaiian Village Mortgage Loan, which is being serviced and administered pursuant to the trust and servicing agreement for the JPM 2016-HHV Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit L to the trust and servicing agreement for the JPM 2016-HHV Transaction incorporated by reference as Exhibit 4.4 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the JPM 2016-HHV Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the 191 Peachtree Mortgage Loan and the Wolfchase Galleria Mortgage Loan, which are being serviced and administered pursuant to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Exhibit AA to the pooling and servicing agreement for the MSC 2016-UBS12 Transaction incorporated by reference as Exhibit 4.5 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the MSC 2016-UBS12 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

The reports on assessments of compliance with the servicing criteria for asset-backed securities and related attestation reports on such assessments of compliance with respect to the FedEx Ground Portfolio Mortgage Loan, which is being serviced and administered pursuant to the pooling and servicing agreement for the CD 2016-CD2 Transaction, are attached hereto under Item 15 to this Annual Report on Form 10-K. Attached as Schedule II to the pooling and servicing agreement for the CD 2016-CD2 Transaction incorporated by reference as Exhibit 4.6 to this Annual Report on Form 10-K is a chart identifying the entities participating in a servicing function for the CD 2016-CD2 Transaction responsible for each applicable servicing criteria set forth in Item 1122(d).

Item 1123 of Regulation AB, Servicer Compliance Statement.

The servicer compliance statements are attached as Exhibits to this Annual Report on Form 10-K.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

(1) Not applicable

(2) Not applicable

(3) See below

4.1 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2017 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.4 Trust and Servicing Agreement, dated as of November 28, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.7 Agreement Between Noteholders, dated as of November 17, 2016, by and between Société Générale, as Initial Note A-1 Holder, Initial A-2 Holder, Initial A-3 Holder, Initial B-1 Holder, Initial B-2 Holder and Initial B-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Initial A-5 Holder, Initial B-4 Holder and Initial B-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial B-6 Holder, Initial B-7 Holder and Initial B-8 Holder, and Barclays Bank PLC, as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial B-9 Holder and Initial B-10 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.8 Agreement Between Note Holders, dated as of October 27, 2016, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Bank of America, N.A., as Initial Note A-1-2 Holder, and Bank of America, N.A., as Initial Note A-1-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of November 28, 2016, by and among JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC, Morgan Stanley Bank, N.A. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.10 Agreement Between Note Holders, dated as of December 5, 2016, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.11 Agreement Between Note Holders, dated as of December 7, 2016, by and between Morgan Stanley Bank, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.12 Agreement Between Note Holders, dated as of November 1, 2016, by and among Bank of America, N.A., as Initial Note A-1 Holder, Citigroup Global Markets Realty Corp., as Initial Note A–2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A–4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.13 Primary Servicing Agreement, dated as of December 1, 2016, between Wells Fargo Bank, National Association and KeyBank National Association (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Park Bridge Lender Services LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 KeyBank National Association, as Primary Servicer

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (see Exhibit 33.1)

33.11 AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

33.12 Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (see Exhibit 33.5)

33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (see Exhibit 33.6)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 33.8)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the American Greetings HQ Mortgage Loan (see Exhibit 33.1)

33.19 C-III Asset Management LLC, as Special Servicer of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.20 Wilmington Trust, National Association, as Trustee of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the American Greetings HQ Mortgage Loan (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian of the American Greetings HQ Mortgage Loan (see Exhibit 33.5)

33.23 Park Bridge Lender Services LLC, as Operating Advisor of the American Greetings HQ Mortgage Loan (see Exhibit 33.6)

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 33.7)

33.25 National Tax Search, LLC, as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 33.8)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.1)

33.27 AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.11)

33.28 Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.4)

33.30 Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.5)

33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.7)

33.32 National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.8)

33.33 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 191 Peachtree Mortgage Loan (see Exhibit 33.2)

33.34 Rialto Capital Advisors, LLC, as Special Servicer of the 191 Peachtree Mortgage Loan

33.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 191 Peachtree Mortgage Loan (see Exhibit 33.4)

33.36 Wells Fargo Bank, National Association, as Custodian of the 191 Peachtree Mortgage Loan (see Exhibit 33.5)

33.37 Park Bridge Lender Services LLC, as Operating Advisor of the 191 Peachtree Mortgage Loan (see Exhibit 33.6)

33.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.2)

33.39 Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.34)

33.40 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.4)

33.41 Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.5)

33.42 Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.6)

33.43 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.1)

33.44 KeyBank National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.9)

33.45 Wilmington Trust, National Association, as Trustee of the FedEx Ground Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.4)

33.47 Wells Fargo Bank, National Association, as Custodian of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.5)

33.48 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.6)

33.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.7)

33.50 National Tax Search, LLC, as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Park Bridge Lender Services LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 KeyBank National Association, as Primary Servicer

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (see Exhibit 34.1)

34.11 AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

34.12 Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (see Exhibit 34.5)

34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (see Exhibit 34.6)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 34.8)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the American Greetings HQ Mortgage Loan (see Exhibit 34.1)

34.19 C-III Asset Management LLC, as Special Servicer of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.20 Wilmington Trust, National Association, as Trustee of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the American Greetings HQ Mortgage Loan (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian of the American Greetings HQ Mortgage Loan (see Exhibit 34.5)

34.23 Park Bridge Lender Services LLC, as Operating Advisor of the American Greetings HQ Mortgage Loan (see Exhibit 34.6)

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 34.7)

34.25 National Tax Search, LLC, as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 34.8)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.1)

34.27 AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.11)

34.28 Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.4)

34.30 Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.5)

34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.7)

34.32 National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.8)

34.33 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 191 Peachtree Mortgage Loan (see Exhibit 34.2)

34.34 Rialto Capital Advisors, LLC, as Special Servicer of the 191 Peachtree Mortgage Loan

34.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 191 Peachtree Mortgage Loan (see Exhibit 34.4)

34.36 Wells Fargo Bank, National Association, as Custodian of the 191 Peachtree Mortgage Loan (see Exhibit 34.5)

34.37 Park Bridge Lender Services LLC, as Operating Advisor of the 191 Peachtree Mortgage Loan (see Exhibit 34.6)

34.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.2)

34.39 Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.34)

34.40 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.4)

34.41 Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.5)

34.42 Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.6)

34.43 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.1)

34.44 KeyBank National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.9)

34.45 Wilmington Trust, National Association, as Trustee of the FedEx Ground Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.4)

34.47 Wells Fargo Bank, National Association, as Custodian of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.5)

34.48 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.6)

34.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.7)

34.50 National Tax Search, LLC, as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3 Wells Fargo Bank, National Association, as Certificate Administrator

35.4 KeyBank National Association, as Primary Servicer

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan

35.6 AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the American Greetings HQ Mortgage Loan

35.9 C-III Asset Management LLC, as Special Servicer of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the American Greetings HQ Mortgage Loan

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan

35.12 AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 35.6)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 191 Peachtree Mortgage Loan (see Exhibit 35.2)

35.15 Rialto Capital Advisors, LLC, as Special Servicer of the 191 Peachtree Mortgage Loan

35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 191 Peachtree Mortgage Loan

35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.2)

35.18 Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.15)

35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.16)

35.20 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan

35.21 KeyBank National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan

35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx Ground Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and CIBC Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

(b)   The exhibits required to be filed by the Registrant pursuant to Item 601 of Regulation S-K are listed above and in the Exhibit Index that immediately follows the signature page hereof.

(c)    Not Applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Banc of America Merrill Lynch Commercial Mortgage Inc.
(Depositor)

/s/ Leland F. Bunch III

Leland F. Bunch III, Chief Executive Officer and President

(senior officer in charge of securitization of the depositor)

Date: March 27, 2017

Exhibit Index

Exhibit No.

4.1 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Banc of America Merrill Lynch Commercial Mortgage Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.2 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among CCRE Commercial Mortgage Securities, L.P., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, AEGON USA Realty Advisors, LLC, as Potomac Mills Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.4 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.3 Pooling and Servicing Agreement, dated as of November 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Wells Fargo Bank, National Association, as Master Servicer, C-III Asset Management LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, Wilmington Trust, National Association, as Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.6 to the registrant’s Current Report on Form 8-K/A filed on March 2, 2017 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.4 Trust and Servicing Agreement, dated as of November 28, 2016, by and among J.P. Morgan Chase Commercial Mortgage Securities Corp., as Depositor, Wells Fargo Bank, National Association, as Servicer, AEGON USA Realty Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator, and Wilmington Trust, National Association, as Trustee (filed as Exhibit 4.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.5 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Morgan Stanley Capital I Inc., as Depositor, Midland Loan Services, a Division of PNC Bank, National Association, as Master Servicer, Rialto Capital Advisors, LLC, as Special Servicer, Wells Fargo Bank, National Association, as Certificate Administrator and Trustee, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.3 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.6 Pooling and Servicing Agreement, dated as of December 1, 2016, by and among Deutsche Mortgage & Asset Receiving Corporation, as Depositor, Wells Fargo Bank, National Association, as Master Servicer, KeyBank National Association, as Special Servicer, Wilmington Trust, National Association, as Trustee, Wells Fargo Bank, National Association, as Certificate Administrator, Paying Agent and Custodian, and Park Bridge Lender Services LLC, as Operating Advisor and Asset Representations Reviewer (filed as Exhibit 4.5 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.7 Agreement Between Noteholders, dated as of November 17, 2016, by and between Société Générale, as Initial Note A-1 Holder, Initial A-2 Holder, Initial A-3 Holder, Initial B-1 Holder, Initial B-2 Holder and Initial B-3 Holder, Bank of America, N.A., as Initial Note A-4 Holder, Initial A-5 Holder, Initial B-4 Holder and Initial B-5 Holder, Cantor Commercial Real Estate Lending, L.P., as Initial Note A-6 Holder, Initial Note A-7 Holder, Initial Note A-8 Holder, Initial B-6 Holder, Initial B-7 Holder and Initial B-8 Holder, and Barclays Bank PLC, as Initial Note A-9 Holder, Initial Note A-10 Holder, Initial B-9 Holder and Initial B-10 Holder (filed as Exhibit 4.10 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.8 Agreement Between Note Holders, dated as of October 27, 2016, by and between Bank of America, N.A., as Initial Note A-1-1 Holder, Bank of America, N.A., as Initial Note A-1-2 Holder, and Bank of America, N.A., as Initial Note A-1-3 Holder (filed as Exhibit 4.12 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.9 Co-Lender Agreement, dated as of November 28, 2016, by and among JPMorgan Chase Bank, National Association, Deutsche Bank, AG, New York Branch, Goldman Sachs Mortgage Company, Barclays Bank PLC, Morgan Stanley Bank, N.A. and Cantor Commercial Real Estate Lending, L.P. (filed as Exhibit 4.17 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.10 Agreement Between Note Holders, dated as of December 5, 2016, by and between Morgan Stanley Bank, N.A., as Initial Note A-1 Holder, Morgan Stanley Bank, N.A., as Initial Note A-2 Holder, Morgan Stanley Bank, N.A., as Initial Note A-3 Holder, and Morgan Stanley Bank, N.A., as Initial Note A-4 Holder (filed as Exhibit 4.8 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.11 Agreement Between Note Holders, dated as of December 7, 2016, by and between Morgan Stanley Bank, N.A., as Initial Note A-1-1 Holder, Initial Note A-1-2 Holder and Initial Note A-2 Holder, and UBS AG, by and through its branch office at 1285 Avenue of the Americas, New York, New York, as Initial Note A-3 Holder, Initial Note A-4 Holder, Initial Note A-5 Holder, Initial Note A-6 Holder and Initial Note A-7 Holder (filed as Exhibit 4.9 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.12 Agreement Between Note Holders, dated as of November 1, 2016, by and among Bank of America, N.A., as Initial Note A-1 Holder, Citigroup Global Markets Realty Corp., as Initial Note A–2 Holder, Bank of America, N.A., as Initial Note A-3 Holder, and Citigroup Global Markets Realty Corp., as Initial Note A–4 Holder (filed as Exhibit 4.11 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein).

4.13 Primary Servicing Agreement, dated as of December 1, 2016, between Wells Fargo Bank, National Association and KeyBank National Association (filed as Exhibit 4.13 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

31 Rule 13a-14(d)/15d-14(d) Certifications.

33 Reports on assessment of compliance with servicing criteria for asset-backed securities.

33.1 Wells Fargo Bank, National Association, as Master Servicer

33.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

33.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

33.4 Wells Fargo Bank, National Association, as Certificate Administrator

33.5 Wells Fargo Bank, National Association, as Custodian

33.6 Park Bridge Lender Services LLC, as Operating Advisor

33.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

33.8 National Tax Search, LLC, as Servicing Function Participant

33.9 KeyBank National Association, as Primary Servicer

33.10 Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (see Exhibit 33.1)

33.11 AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

33.12 Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes.)

33.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (see Exhibit 33.4)

33.14 Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (see Exhibit 33.5)

33.15 Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (see Exhibit 33.6)

33.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 33.7)

33.17 National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 33.8)

33.18 Wells Fargo Bank, National Association, as Primary Servicer of the American Greetings HQ Mortgage Loan (see Exhibit 33.1)

33.19 C-III Asset Management LLC, as Special Servicer of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.20 Wilmington Trust, National Association, as Trustee of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

33.21 Wells Fargo Bank, National Association, as Certificate Administrator of the American Greetings HQ Mortgage Loan (see Exhibit 33.4)

33.22 Wells Fargo Bank, National Association, as Custodian of the American Greetings HQ Mortgage Loan (see Exhibit 33.5)

33.23 Park Bridge Lender Services LLC, as Operating Advisor of the American Greetings HQ Mortgage Loan (see Exhibit 33.6)

33.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 33.7)

33.25 National Tax Search, LLC, as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 33.8)

33.26 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.1)

33.27 AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.11)

33.28 Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

33.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.4)

33.30 Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.5)

33.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.7)

33.32 National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 33.8)

33.33 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 191 Peachtree Mortgage Loan (see Exhibit 33.2)

33.34 Rialto Capital Advisors, LLC, as Special Servicer of the 191 Peachtree Mortgage Loan

33.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 191 Peachtree Mortgage Loan (see Exhibit 33.4)

33.36 Wells Fargo Bank, National Association, as Custodian of the 191 Peachtree Mortgage Loan (see Exhibit 33.5)

33.37 Park Bridge Lender Services LLC, as Operating Advisor of the 191 Peachtree Mortgage Loan (see Exhibit 33.6)

33.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.2)

33.39 Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.34)

33.40 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.4)

33.41 Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.5)

33.42 Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 33.6)

33.43 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.1)

33.44 KeyBank National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.9)

33.45 Wilmington Trust, National Association, as Trustee of the FedEx Ground Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

33.46 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.4)

33.47 Wells Fargo Bank, National Association, as Custodian of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.5)

33.48 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.6)

33.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.7)

33.50 National Tax Search, LLC, as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 33.8)

34 Attestation reports on assessment of compliance with servicing criteria for asset-backed securities.

34.1 Wells Fargo Bank, National Association, as Master Servicer

34.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

34.3 Wilmington Trust, National Association, as Trustee (Omitted. See Explanatory Notes.)

34.4 Wells Fargo Bank, National Association, as Certificate Administrator

34.5 Wells Fargo Bank, National Association, as Custodian

34.6 Park Bridge Lender Services LLC, as Operating Advisor

34.7 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant

34.8 National Tax Search, LLC, as Servicing Function Participant

34.9 KeyBank National Association, as Primary Servicer

34.10 Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan (see Exhibit 34.1)

34.11 AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

34.12 Wilmington Trust, National Association, as Trustee of the Potomac Mills Mortgage Loan (Omitted. See Explanatory Notes.)

34.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan (see Exhibit 34.4)

34.14 Wells Fargo Bank, National Association, as Custodian of the Potomac Mills Mortgage Loan (see Exhibit 34.5)

34.15 Park Bridge Lender Services LLC, as Operating Advisor of the Potomac Mills Mortgage Loan (see Exhibit 34.6)

34.16 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 34.7)

34.17 National Tax Search, LLC, as Servicing Function Participant of the Potomac Mills Mortgage Loan (see Exhibit 34.8)

34.18 Wells Fargo Bank, National Association, as Primary Servicer of the American Greetings HQ Mortgage Loan (see Exhibit 34.1)

34.19 C-III Asset Management LLC, as Special Servicer of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.20 Wilmington Trust, National Association, as Trustee of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

34.21 Wells Fargo Bank, National Association, as Certificate Administrator of the American Greetings HQ Mortgage Loan (see Exhibit 34.4)

34.22 Wells Fargo Bank, National Association, as Custodian of the American Greetings HQ Mortgage Loan (see Exhibit 34.5)

34.23 Park Bridge Lender Services LLC, as Operating Advisor of the American Greetings HQ Mortgage Loan (see Exhibit 34.6)

34.24 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 34.7)

34.25 National Tax Search, LLC, as Servicing Function Participant of the American Greetings HQ Mortgage Loan (see Exhibit 34.8)

34.26 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.1)

34.27 AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.11)

34.28 Wilmington Trust, National Association, as Trustee of the Hilton Hawaiian Village Mortgage Loan (Omitted. See Explanatory Notes.)

34.29 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.4)

34.30 Wells Fargo Bank, National Association, as Custodian of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.5)

34.31 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.7)

34.32 National Tax Search, LLC, as Servicing Function Participant of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 34.8)

34.33 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 191 Peachtree Mortgage Loan (see Exhibit 34.2)

34.34 Rialto Capital Advisors, LLC, as Special Servicer of the 191 Peachtree Mortgage Loan

34.35 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the 191 Peachtree Mortgage Loan (see Exhibit 34.4)

34.36 Wells Fargo Bank, National Association, as Custodian of the 191 Peachtree Mortgage Loan (see Exhibit 34.5)

34.37 Park Bridge Lender Services LLC, as Operating Advisor of the 191 Peachtree Mortgage Loan (see Exhibit 34.6)

34.38 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.2)

34.39 Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.34)

34.40 Wells Fargo Bank, National Association, as Trustee and Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.4)

34.41 Wells Fargo Bank, National Association, as Custodian of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.5)

34.42 Park Bridge Lender Services LLC, as Operating Advisor of the Wolfchase Galleria Mortgage Loan (see Exhibit 34.6)

34.43 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.1)

34.44 KeyBank National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.9)

34.45 Wilmington Trust, National Association, as Trustee of the FedEx Ground Portfolio Mortgage Loan (Omitted. See Explanatory Notes.)

34.46 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.4)

34.47 Wells Fargo Bank, National Association, as Custodian of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.5)

34.48 Park Bridge Lender Services LLC, as Operating Advisor of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.6)

34.49 CoreLogic Commercial Real Estate Services, Inc., as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.7)

34.50 National Tax Search, LLC, as Servicing Function Participant of the FedEx Ground Portfolio Mortgage Loan (see Exhibit 34.8)

35 Servicer compliance statements.

35.1 Wells Fargo Bank, National Association, as Master Servicer

35.2 Midland Loan Services, a Division of PNC Bank, National Association, as Special Servicer

35.3 Wells Fargo Bank, National Association, as Certificate Administrator

35.4 KeyBank National Association, as Primary Servicer

35.5 Wells Fargo Bank, National Association, as Primary Servicer of the Potomac Mills Mortgage Loan

35.6 AEGON USA Realty Advisors, LLC, as Special Servicer of the Potomac Mills Mortgage Loan

35.7 Wells Fargo Bank, National Association, as Certificate Administrator of the Potomac Mills Mortgage Loan

35.8 Wells Fargo Bank, National Association, as Primary Servicer of the American Greetings HQ Mortgage Loan

35.9 C-III Asset Management LLC, as Special Servicer of the American Greetings HQ Mortgage Loan (Omitted. See Explanatory Notes.)

35.10 Wells Fargo Bank, National Association, as Certificate Administrator of the American Greetings HQ Mortgage Loan

35.11 Wells Fargo Bank, National Association, as Primary Servicer of the Hilton Hawaiian Village Mortgage Loan

35.12 AEGON USA Realty Advisors, LLC, as Special Servicer of the Hilton Hawaiian Village Mortgage Loan (see Exhibit 35.6)

35.13 Wells Fargo Bank, National Association, as Certificate Administrator of the Hilton Hawaiian Village Mortgage Loan

35.14 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the 191 Peachtree Mortgage Loan (see Exhibit 35.2)

35.15 Rialto Capital Advisors, LLC, as Special Servicer of the 191 Peachtree Mortgage Loan

35.16 Wells Fargo Bank, National Association, as Certificate Administrator of the 191 Peachtree Mortgage Loan

35.17 Midland Loan Services, a Division of PNC Bank, National Association, as Primary Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.2)

35.18 Rialto Capital Advisors, LLC, as Special Servicer of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.15)

35.19 Wells Fargo Bank, National Association, as Certificate Administrator of the Wolfchase Galleria Mortgage Loan (see Exhibit 35.16)

35.20 Wells Fargo Bank, National Association, as Primary Servicer of the FedEx Ground Portfolio Mortgage Loan

35.21 KeyBank National Association, as Special Servicer of the FedEx Ground Portfolio Mortgage Loan

35.22 Wells Fargo Bank, National Association, as Certificate Administrator of the FedEx Ground Portfolio Mortgage Loan

99.1 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Morgan Stanley Mortgage Capital Holdings LLC (filed as Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.2 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and Bank of America, National Association (filed as Exhibit 99.2 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.3 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc., Starwood Mortgage Funding III LLC and Starwood Mortgage Capital LLC (filed as Exhibit 99.3 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.4 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and KeyBank National Association (filed as Exhibit 99.4 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)

99.5 Mortgage Loan Purchase Agreement, dated as of December 6, 2016, between Banc of America Merrill Lynch Commercial Mortgage Inc. and CIBC Inc. (filed as Exhibit 99.5 to the registrant’s Current Report on Form 8-K filed on December 21, 2016 under Commission File No. 333-206847-04 and incorporated by reference herein)